Form 10-K/A
period 2001-12-31
ASSET BACKED FDG CORP C BASS MTG LN AS NKD CRT SER 2001-CB1
filed 2002-04-23
CIK 1136820

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K/A

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                    Commission File Number:  333-32857-04

                      ASSET BACKED FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)


      Delaware                                       75-2533468
(State or other jurisdiction                      I.R.S. Employer
of incorporation or organization)                 Identification No.)

100 North Tyron Street
Charlotte, North Carolina                                         28255
(Address pof principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code : (704) 386-2400


        C-BASS Mortgage Loan Asset-Backed Certificates, Series 2001-CB1
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Documents incorporated by reference:  None

                           AMENDMENT NUMBER 1 OF 1

ASSET BACKED FUNDING CORPORATION
CREDIT-BASED LOAN ASSET-BACKED CERTIFICATES, SERIES 2001-CB1
-----------------------------------------------------------------------
PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Annual Servicer Statements of Compliance, filed as Exhibit 99.1 hereto. Annual Statement of Independent Accountants Report for the Servicer,
         filed as Exhibit 99.2 hereto.

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

                                    JPMORGAN CHASE BANK,
                                    not in its individual capacity but solely as Certificate Administrator under the Agreement referred to herein


Date:  April 18, 2002            By:   /s/ Kimberly Costa
                                        -----------------------------
                                        Kimberly Costa
                                        Vice President

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statements of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance

LITTON LOAN SERVICING, LP
an affiliate of C-BASS

4828 Loop Central Drive                 Telephone 713.960.9676
Houston, Texas  77081                         Fax 713.960.0539




March 30, 2002

Institutional Trust Services
The Chase Manhattan Bank
450 West 33rd Street, 14th floor
New York, New York  10001

Subject:  Asset Backed Certificates Series 2000-CB1

To Whom it May Concern:

The undersigned officer of Litton Loan Servicing LP (successor in interest to Litton Loan Servicing, Inc.) certifies that a review of the servicing activity for the year ended December 31, 2001 has been completed under such officer's supevision and that there were no defaults or exceptions to the requirements of the subject agreement between the above-listed parties. Litton Loan Servicing LP hereby certifies that:

1. All ad valorem taxes have been paid when due and without penalty to the Trust.

2. All assessments and ground rents of whatsoever kind or nature have been paid so as to prevent their taking priority to the purchase money lien or lien to which the trust is entitled.

3. All casuality insurance has been paid without lapse in coverage and in an amount sufficient to prevent the application of a co-insurance clause.

4. In compliance with terms of the agreement, flood insurance as required by the National Flood Insurance Act of 1994, P.L. 103-325 $511, if any, has been maintained without lapse.

5. Errors and Omissions Insurance is in forced in amounts sufficient to meet the requirements of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and the terms of the subject agreement.

6. Litton Loan Servicing LP has timely filed the required IRS informational returns including the forms 1098, 1099(A), and those required by code sections 6050(h)(j)(p) for the year ended December 31, 2001.

7. Litton Loan Servicing LP has not committed any act or omitted to act in any manner that would cause the trust to lose the REMIC tax treatment or be taxed on prohibited transaction.

8. All other items and requirements of the Servicing Agreement between the above parties have been complied with except as noted on the attachment to this letter if any.

Sincerely,

Litton Loan Servicing LP

/s/ Janice McClure
Janice McClure
Senior Vice President

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report


                                      -8-






Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, Texas  77002

INDEPENDENT AUDITORS' REPORT

To the Partners of
        Litton Loan Servicing LP:

     We have audited the accompanying consolidated balance sheets of Litton Loan Servicing LP (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statments based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of matieral misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows of the years then ended in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Schedule of Compliance with HUD-Adjusted Net Worth is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Company's management. Such schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2002, on our consideration of Litton Loan Servicing LP's internal control and a report dated January 18, 2002, on its compliance with laws and regulations.


January 18, 2002